Form 10-K
period 2004-12-31
GOVERNMENT TRUST 2 F
filed 2005-03-31
CIK 842900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended         12/31/2004         Commission file number 33-25441

                        Government Trusts 2-F.

(Exact name of registrant as specified in its charter)

Illinois	36-6915817
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

JP Morgan Trust Company, NA (formerly Bank One

Trust Company), Trustee

227 West Monroe Street

Suite 2600, Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code             312 267 5071

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

Yes                    No     X

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

Certificate Holders as of 12/31/2004

Trust 2-F: 890

Item 9	Charges and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Part III

Item 13	Certain Relationships and Related Transactions

NONE

Item 14	Exhibits Financial Statement Schedules and Reports as Form 8-K

The following documents are filed as part of this report

2.	The information presented in each Semi Annual Report
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

By:
Vanessa F. Williams Trust Officer

Date: as of December 31, 2004

May 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2004 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 2-F Certificates: $119,988,813.61.

2.	The Principal Balance of the Class 2-F Note after the May 3, 2004 Note Payment Date: $721,807,000.00.

3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Joan E. Blume, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

Joan E. Blume

Assistant Vice President

For JP Morgan Trust Company, NA (formerly Bank

One Trust Company), as Trustee and not in its

individual capacity.

November 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2004 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 2-F Certificates: $78,148,542.17.

2.	The Principal Balance of the Class 2-F Note after the November 3, 2004 Note Payment Date: $678,787,000.00.

3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Vanessa F Williams, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

Vanessa F Williams

Trust Officer

For JP Morgan Trust Company, NA (formerly Bank

One Trust Company), as Trustee and not in its

individual capacity.

Government Trust 2-F

Financial Statements as of

December 31, 2004 and

Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 2-F

We have audited the accompanying balance sheet of Government Trust 2-F (the “Trust”) as of December 31, 2004, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities that the Depository was holding as of December 31, 2004 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Trust 2-F at December 31, 2004, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 15, 2005

2

GOVERNMENT TRUST 2-F

BALANCE SHEET

DECEMBER 31, 2004

ASSETS
LOAN NOTE RECEIVABLE—at amortized cost, inclusive of unamortized premium of $4,148,844	$682,936,170
ACCRUED INTEREST RECEIVABLE	10,652,775

TOTAL	$693,588,945

LIABILITIES AND TRUST BALANCE
ACCRUED EXPENSES PAYABLE	$8,202
TRUST BALANCE—Comprised of owners’ equity in Government Trust Certificates	693,580,743

TOTAL	$693,588,945

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF INCOME

DECEMBER 31, 2004

INTEREST INCOME ON THE LOAN NOTE	$70,870,263
TRUSTEE FEES AND OTHER EXPENSES	(55,672)

NET INCOME	$70,814,591

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITES:
Principal and interest received on the Loan Notes	$198,194,526
Trustee fees and other expenses paid	(57,170)

Net cash flows from operating activities	198,137,356

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to certificate owners	(198,137,356)

Net cash flows used in financing activities	(198,137,356)

NET INCREASE IN CASH	—

CASH BALANCE—Beginning of year	—

CASH BALANCE—End of year	$—

Reconciliation of net income to net cash flows from operating activities:
Net income	$70,814,591
Amortization of premium on loan note receivable	1,437,138
Decrease in loan note receivable	123,942,000
Decrease in interest receivable	1,945,125
Decrease in accrued expenses	(1,498)

Net cash flows from operating activities	$198,137,356

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CHANGES IN TRUST BALANCE

YEAR ENDED DECEMBER 31, 2004

Trust Balance, January 1, 2004	Net Income	Distributions to Certificate Owners	Trust Balance, December 31, 2004

$820,903,508	$70,814,591	$(198,137,356)	$693,580,743

See notes to financial statements.

GOVERNMENT TRUST 2- F

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.	ORGANIZATION AND OPERATIONS

Government Trust 2-F (the “Trust”) is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the “Declaration”) between the Trust and JPMorgan Chase Bank (formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the “Trustee”). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the “Certificates”). The assets of the Trust consist of a Promissory Note (a “Loan Note”) from the Government of Israel (“Israel”). The Loan Note is backed by a full faith and credit guaranty (the “Guaranty”) issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the “DSA”), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the “Guaranteed Portion”) and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the “Unguaranteed Secured Portion”). The Loan Note and Certificates will not be subject to prepayment or acceleration.

2.	LOAN NOTE

The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the “Loan Agreement”) dated as of November 29, 1988 between the Trust and Israel. The Loan Note is carried at amortized cost in the Balance Sheet because of the Trust’s intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 (each a “Note Payment Date”). On May 3, 2004 and November 3, 2004 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $80,922,000 and $43,020,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment Date	Principal Payment	Payment Date	Principal Payment
May 3, 2005	$66,005,000	May 3, 2009	$30,629,000
November 3, 2005	64,766,000	November 3, 2009	29,620,000
May 3, 2006	76,188,000	May 3, 2010	28,529,000
November 3, 2006	83,569,000	November 3, 2010	5,236,000
May 3, 2007	92,261,000	May 3, 2011	12,154,000
November 3, 2007	59,148,000	November 3, 2011	20,279,000
May 3, 2008	33,390,000	May 3, 2012	29,620,000
November 3, 2008	29,260,000	November 3, 2012	8,888,000
		May 3, 2013	8,885,000

7

The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2004 was approximately $803,000,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.	THE ZERO COUPON CERTIFICATES

On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Thirty-two of such series of Certificates matured prior to December 31, 2004. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2005 to May 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

Maturity Date	Distribution Amount	Maturity Date	Distribution Amount
May 15, 2005	$99,039,866	May 15, 2009	$39,089,358
November 15, 2005	94,588,568	November 15, 2009	36,589,721
May 15, 2006	102,858,569	May 15, 2010	34,057,190
November 15, 2006	106,531,689	November 15, 2010	9,375,755
May 15, 2007	111,156,595	May 15, 2011	16,038,932
November 15, 2007	73,553,483	November 15, 2011	23,572,427
May 15, 2008	44,916,897	May 15, 2012	31,926,499
November 15, 2008	39,521,890	November 15, 2012	9,752,967
		May 15, 2013	9,317,411

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

4.	THE COLLATERAL

In accordance with the Collateral Depository Agreement (the “Depository Agreement”) between Israel, the Trustee, and JPMorgan Chase Bank, as depository (the “Depository”), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the “Collateral”). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

8

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

The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificateholder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust’s assets and liabilities is not significant.

******

9