Form 10-K/A
GOVERNMENT TRUST 2 F
filed 2006-01-12
CIK 842900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER, 31 2004

0-17313

(Commission file number)

Government Trust 2-F

(Exact name of registrant as specified in its charter)

Illinois	36-6915817
(State of organization)	(IRS Employer Identification No.)

JP Morgan Trust Company, NA (formerly Bank One Trust Company), Trustee 227 West Monroe Street Suite 2600, Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 267-5071
(Registrant’s telephone number, including area code)

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

Yes _____   No      X

State the aggregate market value of the voting stock help by non-affiliates of the registrant: NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the last practical date: NOT APPLICABLE

Document Incorporated by Reference: NONE

Part I

Item 3.	Legal Proceedings

NONE

Item 4.	Submissions of matters to a Vote of Security Holders:

NONE

Part II

Item 5.	Market for Registrant’s common Equity and Related Stockholder Matters

Certificate holders as of December 31, 2004, Trust 2-F: 890

Item 9.	Charges and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Part III

Item 13.	Certain Relationships and Related Transactions

NONE

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this annual report

1.	The information presented in each semi annual report.

2.

The letter of independent public accountant regarding the annual audit of the books and records of each trust required under the Declaration of Trust stating that the financial statements are presented in accordance with Generally Accepted Accounting Principles.

3.	Exhibits:

31 -	Certification by Trustee pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, JP Morgan Trust Company, NA (formerly Bank One Trust Company) has duly caused this report to be signed for the registrant trust by a duly authorized signatory of the Trustee.

GOVERNMENT TRUST 2-F, JP Morgan Trust Company, NA (formerly Bank One Trust Company), not in its individual capacity but solely as Trustee on behalf of the Trust 2-F.

By:	/s/ Joseph T. Morand
Name: Joseph J. Morand,
Title: Trust Officer

Date: January 12, 2006

May 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the May 15, 2004 Certificate Payment Date.

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

By:	/s/ Joan E. Blume
Name: Joan E. Blume
Title: Assistant Vice President

For JP Morgan Trust Company, NA (formerly Bank One Trust Company), as Trustee and not in its individual capacity.

November 15, 2004

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company (formerly Bank One Trust Company, NA), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the November 15, 2004 Certificate Payment Date.

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

By:	/s/ Vanessa F Williams
Name: Vanessa F Williams
Title: Trust Officer

For JP Morgan Trust Company, NA (formerly Bank One Trust Company), as Trustee and not in its individual capacity.

Government Trust 2-F

Financial Statements as of

December 31, 2004 and

Independent Auditors’ Report

DELOITTE	Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA
+1 212 436 2000
+1 212 436 2000
www.deloitte.com

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

/s/ Deloitte + Touche LLP

March 15, 2005

Member of

Deloitte Touche Tohmatsu

   GOVERNMENT TRUST 2-F

   BALANCE SHEET

DECEMBER 31, 2004

ASSETS
LOAN NOTE RECEIVABLE—at amortized cost, inclusive of unamortized premium of $4,148,844	$ 682,936,170

ACCRUED INTEREST RECEIVABLE	10,652,775

TOTAL	$ 693,588,945

LIABILITIES AND TRUST BALANCE
ACCRUED EXPENSES PAYABLE	$ 8,202

TRUST BALANCE—Comprised of owners’ equity in Government Trust Certificates	693,580,743

TOTAL	$ 693,588,945

See notes to financial statements.

   GOVERNMENT TRUST 2-F

   STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2004

INTEREST INCOME ON THE LOAN NOTE	$ 70,870,263

TRUSTEE FEES AND OTHER EXPENSES	(55,672)

NET INCOME	$ 70,814,591

See notes to financial statements.

   GOVERNMENT TRUST 2-F

   STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the Loan Notes	$ 198,194,526
Trustee fees and other expenses paid	(57,170)

Net cash flows from operating activities	198,137,356

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to certificate owners	(198,137,356)

Net cash flows used in financing activities	(198,137,356)

NET INCREASE IN CASH	–

CASH BALANCE—Beginning of year	–

CASH BALANCE—End of year	$ –

Reconciliation of net income to net cash flows from operating activities:
Net income	$ 70,814,591
Amortization of premium on loan note receivable	1,437,138
Decrease in loan note receivable	123,942,000
Decrease in interest receivable	1,945,125
Decrease in accrued expenses	(1,498)
Net cash flows from operating activities	$ 198,137,356

See notes to financial statements.

   GOVERNMENT TRUST 2-F

   STATEMENT OF CHANGES IN TRUST BALANCE

YEAR ENDED DECEMBER 31, 2004

Trust Balance January 1, 2004	Net Income	Distributions to Certificate Owners	Trust Balance, December 31, 2004
$820,903,508	$70,814,591	$(198,137,356)	$693,580,743

See notes to financial statements.

   GOVERNMENT TRUST 2-F

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

Payment Date	Principal Payment	Payment Date	Principal Payment
May 3, 2005	$66,005,000	May 3, 2009	$30,629,000
November 3, 2005	64,766,000	November 3, 2009	29,620,000
May 3, 2006	76,188,000	May 3, 2010	28,529,000
November 3, 2006	83,569,000	November 3, 2010	5,236,000
May 3, 2007	92,261,000	May 3, 2011	12,154,000
November 3, 2007	59,148,000	November 3, 2011	20,279,000
May 3, 2008	33,390,000	May 3, 2012	29,620,000
November 3, 2008	29,620,000	November 3, 2012	8,888,000
		May 3, 2013	8,885,000

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

* * * * *