Form 10-K
period 2005-12-31
GOVERNMENT TRUST 2 F
filed 2006-03-30
CIK 842900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

0-17313

(Commission file number)

Government Trust 2-F

(Exact name of registrant as specified in its charter)

Illinois	36-6915817
(State of organization)	(IRS Employer Identification No.)

J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), Trustee 227 West Monroe Street
Suite 2600, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 267-5071

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.						Yes ☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.						☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer		☐		Accelerated filer	☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: NOT APPLICABLE

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the last practical date:

NOT APPLICABLE

Document Incorporated by Reference: NONE

Part I

Item 3.	Legal Proceedings

NONE

Item 4. Submissions of Matters to a Vote of Security Holders:

NONE

Part II

Item 5. Market for Registrant’s common Equity and Related Stockholder Matters

Certificate holders as of December 31, 2004, Trust 2-F: 821

Item 9. Charges and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Trustee has evaluated the Trust's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to it on a timely basis.

Part III

Item 13. Certain Relationships and Related Transactions

NONE

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this annual report

1.	The information presented in each semi annual report
2.

The report of the independent registered public accounting firm regarding the annual audit of the financial statements of the Trust required under the Declaration of Trust stating the financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

3.	Exhibits:

31 – Certification by Trustee pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certification by Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.) has duly caused this report to be signed for the registrant trust by a duly authorized signatory of the Trustee.

GOVERNMENT TRUST 2-F,
J.P. Morgan Trust Company, N.A. (formerly Bank One Trust
Company, N.A.), not in its individual capacity but solely as Trustee on behalf of the Trust 2-F.

By:	/s/ Joseph J. Morand
Joseph J. Morand,
Vice President

Date: March 30, 2006

REPORT TO HOLDERS OF GOVERNMENT TRUST

May 15, 2005

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the May 15, 2005 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 2-F Certificates: $99,039,866.32.
2.	The Principal Balance of the Class 2-F Note after the May 3, 2004 Note Payment Date: $612,782,000.00.
3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Vanessa F. Williams, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

/s/ Vanessa F. Williams
Trust Officer
For J.P. Morgan Trust Company, N.A.
(formerly Bank One Trust Company, N.A.),
as Trustee and not in its individual capacity.

REPORT TO HOLDERS OF GOVERNEMENT TRUST

November 15, 2005

To The Holders of

Government Trust Certificates

Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust (“Trust”), J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as Trustee and not in its individual capacity (“Trustee”), hereby provides the holders of the above-mentioned certificates this Semi-Annual Report relating to the November 15, 2005 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.	The aggregate dollar amount distributed to holders of Class 2-F Certificates: $94,588,567.99.
2.	The Principal Balance of the Class 2-F Note after the November 3, 2005 Note Payment Date: $548,016,000.00.
3.	The Deficient amount of the Note Payment: $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Vanessa F. Williams, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.

/s/ Vanessa F. Williams
Trust Officer
For J.P. Morgan Trust Company, N.A.
(formerly Bank One Trust Company, N.A.),
as Trustee and not in its individual capacity.

GOVERNMENT TRUST 2-F

Financial Statements as of and for the

Year Ended December 31, 2005 and

Report of Independent Registered Public

Accounting Firm

Deloitte.	Deloitte & Touche LLP Two World Financial Center New York, NY 10281-1414 USA Tel: +1 212 436 2000 Fax: +1 212 436 5000 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 2-F

We have audited the accompanying balance sheet of Government Trust 2-F (the "Trust") as of December 31, 2005, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2005 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Trust 2-F at December 31, 2005, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 15, 2006

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

New York, NY

GOVERNMENT TRUST 2-F

BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

LOAN NOTE RECEIVABLE—At amortized cost,
inclusive of unamortized premium of $ $2,885,511	$550,901,838

ACCRUED INTEREST RECEIVABLE	8,600,477

TOTAL	$559,502,315

LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE	$6,622

TRUST BALANCE—Comprised of owners’
equity in Government Trust Certificates	559,495,693

TOTAL	$559,502,315

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005

INTEREST INCOME ON THE LOAN NOTE	$59,590,270

TRUSTEE FEES AND OTHER EXPENSES	(46,854)

NET INCOME	$59,543,416

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the Loan Note	$193,676,900
Trustee fees and other expenses paid	(48,434)

Net cash provided by operating activities	193,628,466

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to certificate owners	(193,628,466)

NET INCREASE IN CASH	-

CASH BALANCE—Beginning of year	-

CASH BALANCE—End of year	$-

Reconciliation of net income to net cash provided by operating activities:
Net income	$59,543,416
Amortization of premium on Loan Note receivable	1,263,332
Decrease in Loan Note receivable	130,771,000
Decrease in accrued interest receivable	2,052,298
Decrease in accrued expenses	(1,580)
Net cash provided by operating activities	$193,628,466

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CHANGES IN TRUST BALANCE
FOR THE YEAR ENDED DECEMBER 31, 2005

Trust Balance January 1, 2005	Net Income	Distributions to Certificate Owners	Trust Balance, December 31, 2005

$ 693,580,743	$ 59,543,416	$ (193,628,466)	$ 559,495,693

See notes to financial statements.

GOVERNMENT TRUST 2-F

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005

1.	ORGANIZATION AND OPERATIONS

Government Trust 2-F (the “Trust”) is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the “Declaration”) between the Trust and J.P. Morgan Trust Company, N.A. (formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the “Trustee”). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the “Certificates”). The assets of the Trust consist of a Promissory Note (a “Loan Note”) from the Government of Israel (“Israel”). The Loan Note is backed by a full faith and credit guaranty (the “Guaranty”) issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the “DSA”), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the “Guaranteed Portion”) and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the “Unguaranteed Secured Portion”). The Loan Note and Certificates will not be subject to prepayment or acceleration.

2.	LOAN NOTE

The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the “Loan Agreement”) dated as of November 29, 1988 between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust’s intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semiannual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 (each a “Note Payment Date”). On the May 3, 2005 and November 3, 2005 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $66,005,000 and $64,766,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment	Principal	Payment	Principal
Date	Payment	Date	Payment

May 3, 2006	$76,188,000	May 3, 2010	$28,529,000
November 3, 2006	83,569,000	November 3, 2010	5,236,000
May 3, 2007	92,261,000	May 3, 2011	12,154,000
November 3, 2007	59,148,000	November 3, 2011	20,279,000
May 3, 2008	33,390,000	May 3, 2012	29,620,000
November 3, 2008	29,620,000	November 3, 2012	8,888,000
May 3, 2009	30,629,000	May 3, 2013	8,885,000
November 3, 2009	29,620,000

The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2005 was approximately $618,289,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.	THE ZERO COUPON CERTIFICATES

On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Thirty-four of such series of Certificates matured prior to December 31, 2005. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2006 to May 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

Maturity	Distribution	Maturity	Distribution
Date	Amount	Date	Amount

May 15, 2006	$102,858,569	May 15, 2010	$34,057,190
November 15, 2006	106,531,689	November 15, 2010	9,375,755
May 15, 2007	111,156,595	May 15, 2011	16,038,932
November 15, 2007	73,553,483	November 15, 2011	23,572,427
May 15, 2008	44,916,897	May 15, 2012	31,926,499
November 15, 2008	39,521,890	November 15, 2012	9,752,967
May 15, 2009	39,089,358	May 15, 2013	9,317,411
November 15, 2009	36,589,721

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

4.	THE COLLATERAL

In accordance with the Collateral Depository Agreement (the “Depository Agreement”) between Israel, the Trustee, and JPMorgan Chase Bank, NA, as depository (the “Depository”), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the “Collateral”). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

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