Form 10-K
period 2006-12-31
GOVERNMENT TRUST 2 F
filed 2007-03-30
CIK 842900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2006
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to


                        Commission File Number: 000-17313


                              GOVERNMENT TRUST 2-F
             (Exact name of registrant as specified in its charter)

         Illinois                                            36-6915817
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


The Bank of New York  Trust Company, NA
(formerly JPMorgan Trust Company, NA), Trustee
2 North LaSalle Street, Suite 1020
Chicago, Illinois                                              60602
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (312) 827-8617

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE

Documents Incorporated by Reference: NONE

Item 1.  Business.

         NOT APPLICABLE

Item 1A. Risk Factors.

         NOT APPLICABLE

Item 1B. Unresolved Staff Comments.

         NONE

Item 2.  Properties.

         NOT APPLICABLE

Item 3.  Legal Proceedings.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Certificate Holders as of December 31, 2006, Trust 2-F: 728

Item 6.  Selected Financial Data.

         NOT APPLICABLE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         NOT APPLICABLE

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data.

         See Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         NONE

Item 9A. Controls and Procedures.

         As indicated in the certifications in Exhibit 31.1 of this report, the Trustee has evaluated the Trust's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to it on a timely basis.

Item 9B. Other Information.

         NONE

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         NOT APPLICABLE

Item 11. Executive Compensation.

         NOT APPLICABLE

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         NOT APPLICABLE

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         NONE

Item 14. Principal Accounting Fees and Services.

         Deloitte & Touche 2006 Auditor Expense = $24,234.96


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

         The following documents are filed as part of this report:

         (1)   The information presented in each semi annual report

         (2) The report of the independent registered public accounting firm regarding the annual audit of the financial statements of the Trust required under the Declaration of Trust stating the financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

         (3)   Exhibits:

               31.1 Certification by Trustee pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               GOVERNMENT TRUST CERTIFICATES

          By:  The Bank of New York Trust Company,  N.A.
               (formerly  JP Morgan  Trust Company,  NA)
               Not in its individual capacity but solely
               as  Trustee on  behalf  of the  Trust 2-F


          By:  /s/  Richard Tarnas
               -----------------------------------------
        Name:  Richard Tarnas
       Title:  Vice President

        Date:  March 30, 2007

                                 EXHIBIT 31.1
                     Rule 13a-14(d)/15d-14(d) Certification
                          ---------------------------

1. I have reviewed this annual report on Form 10-K of Government Trust 2-F, for which The Bank of New York Trust Company, N.A. acts as Trustee;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the period presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), or for causing such procedures to be established and maintained, for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


Date:   March 30, 2007

By:    /s/ Richard Tarnas
       --------------------------------
Name:  Richard Tarnas
Title: Vice President
       The Bank of New York Trust Company, N.A.
       (formerly  JP Morgan  Trust Company,  NA)

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                  May 15, 2006


To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company formerly (Bank One Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2006 Certificate Payment Date.


Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.       The  aggregate  dollar  amount  distributed  to  holders  of  Class 2-F
         Certificates: $102,858,568.68.

2. The Principal Balance of the Class 2-F Note after the May 3, 2006 Note Payment Date: $471,828,000.00.

3.       The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Vanessa F. Williams, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate.


                                 /s/ Vanessa Williams
                                 ---------------------------------
                                 Vanessa Williams
                                 Trust Officer

                                 For JP Morgan Trust Company, NA (formerly Bank One Trust Company), as Trustee and not in its individual capacity.

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                November 15, 2006


To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), JP Morgan Trust Company formerly (Bank One Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 15, 2006 Certificate Payment Date.


Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.       The  aggregate  dollar  amount  distributed  to  holders  of  Class 2-F
         Certificates: $106,531,689.19.

2. The Principal Balance of the Class 2-F Note after the November 3, 2006 Note Payment Date: $388,259,000.00.

3.       The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate. If you have any questions regarding this notice please contact our Customer Service group directly at (800)275-2048 for further assistance.



                                   /s/ Lawrence M. Kusch
                                   -------------------------
                                   Lawrence M. Kusch
                                   AVP, Relationship Manager

                                   For The Bank of New York Trust Company, N.A. (formerly JP Morgan Trust Company, NA), as Trustee and not in its individual capacity.

                              GOVERNMENT TRUST 2-F
                  Financial Statements as of December 31, 2006
           and Report of Independent Registered Public Accounting Firm
           ----------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Government Trust 2-F

We have audited the accompanying balance sheet of Government Trust 2-F (the "Trust") as of December 31, 2006, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2006 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Government Trust 2-F at December 31, 2006, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
-------------------------

New York, NY
March 23, 2007

GOVERNMENT TRUST 2-F
BALANCE SHEET
DECEMBER 31, 2006
------------------------------------------

ASSETS

LOAN NOTE RECEIVABLE - At amortized cost,
inclusive of unamortized premium of $1,873,486              $ 390,132,812

ACCRUED INTEREST RECEIVABLE                                     6,093,277
                                                    ----------------------

TOTAL                                                       $ 396,226,089
                                                    ======================


LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE                                          $ 4,691

TRUST BALANCE - Comprised of owners'
equity in Government Trust Certificates                       396,221,398
                                                    ----------------------

TOTAL                                                       $ 396,226,089
                                                    ======================


See notes to financial statements.

GOVERNMENT TRUST 2-F
STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2006
------------------------------------------


INTEREST INCOME ON THE LOAN NOTE                             $ 46,152,308

TRUSTEE FEES AND OTHER EXPENSES                                   (36,313)
                                                     ---------------------

NET INCOME                                                   $ 46,115,995
                                                     =====================


See notes to financial statements.

GOVERNMENT TRUST 2-F
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the Loan Notes           $ 209,428,534
Trustee fees and other expenses paid                              (38,244)

                                                     ---------------------
Net cash provided by operating activities                     209,390,290
                                                     ---------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions to certificate owners                          (209,390,290)
                                                     ---------------------

NET INCREASE IN CASH                                                    -
                                                     ---------------------

CASH BALANCE - Beginning of year                                        -
                                                     ---------------------

CASH BALANCE - End of year                                            $ -
                                                     =====================



Reconciliation of net income to net cash provided by operating activities:
  Net income                                                 $ 46,115,995
  Amortization of premium on Loan Note receivable               1,012,026
  Decrease in Loan Note receivable                            159,757,000
  Decrease in accrued interest receivable                       2,507,200
  Decrease in accrued expenses                                     (1,931)
                                                     ---------------------
Net cash provided by operating activities                   $ 209,390,290
                                                     =====================


See notes to financial statements.

GOVERNMENT TRUST 2-F
STATEMENT OF CHANGES IN TRUST BALANCE
YEAR ENDED DECEMBER 31, 2006
------------------------------------------

    Trust                                                           Trust
   Balance,                              Distributions to          Balance,
January 1, 2006      Net Income         Certificate Owners     December 31, 2006

$ 559,495,693       $ 46,115,995         $ (209,390,290)         $ 396,221,398
===============    ==============       ==================     =================


See notes to financial statements.

GOVERNMENT TRUST 2-F
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
------------------------------------------

1.   ORGANIZATION AND OPERATIONS

     Government Trust 2-F (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and Bank of New York (formerly, JPMorgan Trust Company, N.A., formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the "DSA"), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.

2.   LOAN NOTE

     The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of November 29, 1988 between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust's intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On May 3, 2006 and November 3, 2006 Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $76,188,000 and $83,569,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

             Payment         Principal            Payment            Principal
              Date            Payment              Date               Payment

             May 3, 2007    $92,261,000      November 3, 2010       $5,236,000
        November 3, 2007     59,148,000           May 3, 2011       12,154,000
             May 3, 2008     33,390,000      November 3, 2011       20,279,000
        November 3, 2008     29,620,000           May 3, 2012       29,620,000
             May 3, 2009     30,629,000      November 3, 2012        8,888,000
        November 3, 2009     29,620,000           May 3, 2013        8,885,000
             May 3, 2010     28,529,000


     The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2006 was approximately $429,793,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.   THE ZERO COUPON CERTIFICATES

     On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Thirty-six of such series of Certificates matured prior to December 31, 2006. Each of the remaining series of Certificates will mature on one of the semiannual certificate payment dates from May 15, 2007 to May 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on the Maturity Dates as follows:

             Maturity       Distribution          Maturity        Distribution
               Date            Amount               Date             Amount

             May 15, 2007    $111,156,595      November 15, 2010    $9,375,755
        November 15, 2007      73,553,483           May 15, 2011    16,038,932
             May 15, 2008      44,916,897      November 15, 2011    23,572,427
        November 15, 2008      39,521,890           May 15, 2012    31,926,499
             May 15, 2009      39,089,358      November 15, 2012     9,752,967
        November 15, 2009      36,589,721           May 15, 2013     9,317,411
             May 15, 2010      34,057,190


     Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semiannual payments due on the Loan Note held by the Trust.

4.   THE COLLATERAL

     In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and The Bank of New York, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semiannual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.


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

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


     In September 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 157 entitled Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The Trust is currently evaluating the impact of adopting SFAS 157 on its financial statements. At this time, the impact to the Trust's financial statements has not been determined.


     In July 2006, the FASB released "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies accounting for income taxes recognized in the financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for how an entity should recognize, measure, present and disclose in its financial statements uncertain tax positions that the entity has taken or expects to take on a tax return. The Trust is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Trust's financial statements has not been determined.

                                     ******