Form 10-K
period 2008-12-31
GOVERNMENT TRUST 2 F
filed 2009-03-30
CIK 842900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      for the fiscal year ended December 31, 2008

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

The Bank of New York Mellon Trust Company, N.A.
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

         Certificate Holders as of December 31, 2008, Trust 2-F: 360

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

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         See Item 15. Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         As of the end of the period covered by this report, an evaluation was carried out by Lawrence M. Kusch, Assistant Vice President of the Trustee, of the effectiveness of the Trust's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, Mr. Kusch concluded that the Trust's disclosure controls and procedures were effective because such controls and procedures did ensure that a report by management on the Trust's internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) was included in the Trust's Form 10-K for the year 2008. Such report appears below.

         Management of the Trustee is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Trustee has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such assessment, management of the Trustee believes that, as of December 31, 2008, the Trust's internal control over financial reporting is effective based upon those criteria. This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Trust's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management's report in this annual report.

         There have not been any changes in the Trust's internal controls and procedures for financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

         Deloitte & Touche LLP 2008 Audit Expense = $26,459.73


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

               GOVERNMENT TRUST 2-F

          By:  The Bank of New York Mellon Trust Company, N.A.
               (formerly J.P. Morgan Trust Company, N.A.)
               Not in its individual capacity but solely
               as Trustee on  behalf of the Government Trust 2-F

          By:  /s/ Lawrence M. Kusch
               -----------------------------------------
        Name:  Lawrence M. Kusch
       Title:  Assistant Vice President

        Date:  March 30, 2009

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                  May 15, 2008


                                        The Bank of New York Trust Company, N.A.
                                        2 N LaSalle Street, Suite 1020
                                        Chicago, IL 60602
                                        1-800-254-2826


                                        May 15, 2008


To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2008 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 2-F
     Certificates: $44,916,897.38

2. The Principal Balance of the Class 2-F Note after the May 5, 2008 Note Payment Date: $203,460.00

3.   The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate. If you have any questions regarding this notice please contact our Customer Service group directly at (800) 275-2048 for further assistance.


                                 /s/ Lawrence M. Kusch
                                 -------------------------
                                 Lawrence M. Kusch
                                 AVP, Relationship Manager

                                 For The Bank of New York Trust Company, N.A.
                                 (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

                     REPORTS TO HOLDERS OF GOVERNMENT TRUST
                                November 17, 2008


                                 The Bank of New York Mellon Trust Company, N.A. 2 N LaSalle Street, Suite 1020
                                 Chicago, IL 60602
                                 1-800-254-2826

                                 November 17, 2008


To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Trust Mellon Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 17, 2008 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 2-F
     Certificates: $39,521,889.55

2. The Principal Balance of the Class 2-F Note after the November 3, 2008 Note Payment Date: $173,849,000.00

3.   The Deficient amount of the Note Payment:  $-0-

Neither a delinquency in payment under any of the Notes nor an Event of Default has occurred and is continuing.

I, Lawrence M. Kusch, a Responsible Officer of the Trustee, to the best of my knowledge and belief, certify that this Semi-annual Report is complete and accurate. If you have any questions regarding this notice please contact our Customer Service group directly at (800) 275-2048 for further assistance.


                             /s/ Lawrence M. Kusch
                             -------------------------
                             Lawrence M. Kusch
                             AVP, Relationship Manager

                             For The Bank of New York Mellon Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity.

GOVERNMENT TRUST 2-F

Financial Statements as of and for the
Year Ended December 31, 2008 and Report of
Independent Registered Public Accounting Firm
----------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 2-F

We have audited the accompanying balance sheet of Government Trust 2-F (the "Trust") as of December 31, 2008, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2008 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Government Trust 2-F at December 31, 2008, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
-------------------------
Chicago, Illinois
March 27, 2009

GOVERNMENT TRUST 2-F

BALANCE SHEET
AS OF DECEMBER 31, 2008
------------------------------------------

ASSETS

LOAN NOTE RECEIVABLE - at amortized cost,
 inclusive of unamortized premium of $763,237               $ 174,603,563

ACCRUED INTEREST RECEIVABLE                                     2,728,220
                                                            --------------

TOTAL                                                       $ 177,331,783
                                                            ==============


LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE                                    $       2,101

TRUST BALANCE - Comprised of owners'
 equity in Government Trust Certificates                      177,329,682
                                                            --------------

TOTAL                                                       $ 177,331,783
                                                            ==============


See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008
-------------------------------------

INTEREST INCOME ON THE LOAN NOTE                            $  19,950,492

TRUSTEE FEES AND OTHER EXPENSES                                   (15,702)
                                                            --------------

NET INCOME                                                  $  19,934,790
                                                            ==============


See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008
------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Principal and interest received on the loan note            $  84,455,330
 Trustee fees and other expenses paid                              (16,512)
                                                              -------------
    Net cash provided by operating activities                   84,438,818
                                                              -------------
CASH FLOWS FROM FINANCING ACTIVITIES -
 Distributions to certificate owners                           (84,438,818)
                                                             --------------
NET INCREASE IN CASH                                                    -
                                                             --------------
CASH BALANCE - Beginning of year                                        -
                                                             --------------
CASH BALANCE - End of year                                   $          -
                                                             ==============


RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                 $  19,934,790
  Amortization of premium on loan note receivable                  441,882
  Decrease in loan note receivable                              63,010,000
  Decrease in accrued interest receivable                        1,052,956
  Decrease in accrued expenses                                        (810)
                                                            ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 84,438,818
                                                            ===============

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CHANGES IN TRUST BALANCE
FOR THE YEAR ENDED DECEMBER 31, 2008
------------------------------------------

Trust Balance,                          Distributions to       Trust Balance,
January 1, 2008        Net Income       Certificate Owners     December 31, 2008

$   241,833,710    $   19,934,790       $    (84,438,818)     $    177,329,682
===============    ==============       ==================     =================


See notes to financial statements.

GOVERNMENT TRUST 2-F

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2008
----------------------------------------------

1.    ORGANIZATION AND OPERATIONS

      Government Trust 2-F (the "Trust") is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the "Declaration") between the Trust and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A., formerly, JPMorgan Trust Company, N.A., formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the "Trustee"). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the "Certificates"). The assets of the Trust consist of a Promissory Note (a "Loan Note") from the Government of Israel ("Israel"). The Loan Note is backed by a full faith and credit guaranty (the "Guaranty") issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the DSA), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the "Guaranteed Portion") and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the "Unguaranteed Secured Portion"). The Loan Note and Certificates will not be subject to prepayment or acceleration.


2.    LOAN NOTE RECEIVABLE

      The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the "Loan Agreement") dated as of November 29, 1988, between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust's intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 (each a "Note Payment Date"). On May 3, 2008 and November 3, 2008, Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $33,339,000 and $29,620,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:


             Payment         Principal            Payment            Principal
              Date            Payment              Date               Payment

             May 3, 2009    $30,629,000      November 3, 2011      $20,279,000
        November 3, 2009     29,620,000           May 3, 2012       20,620,000
             May 3, 2010     28,539,000      November 3, 2012        8,888,000
        November 3, 2010      5,326,000           May 3, 2013        8,885,000
             May 3, 2011     12,154,000

      The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2008 was approximately $205,093,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.


3.    THE ZERO COUPON CERTIFICATES

      On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Forty of such series of Certificates matured prior to December 31, 2008. Each of the remaining series of Certificates will mature on one of the semi-annual certificate payment dates from May 15, 2009 to May 15, 2013 (each, a "Maturity Date"). Scheduled distributions are due on the Maturity Dates as follows:

             Maturity       Distribution          Maturity        Distribution
               Date            Amount               Date             Amount

             May 15, 2009     $39,089,358      November 15, 2011   $23,572,427
        November 15, 2009      36,589,721           May 15, 2012    31,926,499
             May 15, 2010      34,057,190      November 15, 2012     9,752,967
        November 15, 2010       9,375,755           May 15, 2013     9,317,411
             May 15, 2011      16,038,932

      Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semi-annual payments due on the Loan Note held by the Trust.


4.    THE COLLATERAL

      In accordance with the Collateral Depository Agreement (the "Depository Agreement") between Israel, the Trustee, and The Bank of New York, as depository (the "Depository"), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the "Collateral"). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semi-annual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

5.    THE TRUSTEE

      Pursuant to the Declaration, the Trustee established a separate trust account for the Trust. All payments received with respect to the Loan Note, the Guaranty, and any relevant Collateral are deposited in the trust account for the benefit of the holders of the Certificates after deducting fees of the Trustee and any additional expenses of the Trust. Any excess funds remaining in the trust account after the payment of principal on the Certificates will revert back to Israel to the extent such funds were provided by Israel but not needed for the above purpose.

6.    INCOME TAXES

      The Trust is classified as a Grantor Trust and will not be subject to Federal income taxes. Each Certificate holder will be treated for Federal income tax purposes as the owner of a pro rata undivided fractional interest in the assets held by the Trust. The difference between the financial reporting and income tax bases of the Trust's assets and liabilities is not significant.

      In July 2006, the Financial Accounting Standards Board ("FASB") released, Accounting for Uncertainty in Income Taxes -- ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies accounting for income taxes recognized in the financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a comprehensive model for how an entity should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the entity has taken or expects to take on a tax return. The Trust adopted FIN 48 effective January 1, 2007 for all open tax years and has determined that no material uncertain tax positions exist. As a result, the Trust has not recorded any liabilities for material unrecognized tax benefits as of December 31, 2008.


                                     ******