Form 10-K
period 2009-12-31
GOVERNMENT TRUST 2 F
filed 2010-03-30
CIK 842900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
__________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Not Applicable.

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

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

Certificate Holders as of December 31, 2009, Trust 2-F: 377.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

See Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Lawrence M. Kusch, Vice President of the Trustee, of the effectiveness of the Trust’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, Mr. Kusch concluded that the Trust’s disclosure controls and procedures were  effective because such controls and procedures did ensure that a report by management on the Trust’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) was included in the Trust’s Form 10-K for the year 2009.  Such report appears below.

Management of the Trustee is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management of the Trustee has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon such assessment, management of the Trustee believes that, as of December 31, 2009, the Trust’s internal control over financial reporting is effective based upon those criteria.  This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

There have not been any changes in the Trust’s internal controls and procedures for financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not Applicable.

Item 11.	Executive Compensation.

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche LLP 2009 Audit Expense = $ 28,864.22

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	The information presented in each semi-annual report.

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

GOVERNMENT TRUST 2-F

By:	The Bank of New York Mellon Trust Company, N.A.
(formerly J.P. Morgan Trust Company, N.A.)
Not in its individual capacity but solely
as Trustee on behalf of the Government Trust 2-F

By:	/s/ Lawrence M. Kusch
----------------------------------------------------
Name:	Lawrence M. Kusch
Title:	Vice President

Date:	March 30, 2010

REPORTS TO HOLDERS OF GOVERNMENT TRUST
MAY 15, 2009

THE BANK OF NEW YORK MELLON

The Bank of New York Trust Company, N.A.
2 N LaSalle Street, Suite 1020
Chicago, IL 60602
1-800-254-2826

May 18, 2009

To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust ("Trust"), The Bank of New York Trust Company, N.A. (formerly J.P. Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the May 15, 2009 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 2-F Certificates: $39,089,358.20

2.   The Principal Balance of the Class 2-F Note after the May 4, 2009  Note Payment Date: $143,211,000.00

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
------------------------------
Lawrence M. Kusch
AVP, Relationship Manager

For The Bank of New York Trust Company, N.A.
 (formerly J.P. Morgan Trust Company, N.A.), as
Trustee and not in its individual capacity.

REPORTS TO HOLDERS OF GOVERNMENT TRUST
NOVEMBER 16, 2009

THE BANK OF NEW YORK, MELLON

The Bank of New York Trust Company, N.A.
2 N LaSalle Street, Suite 1020
Chicago, IL 60602
1-800-254-2826

November 16, 2009

To The Holders of
Government Trust Certificates
Zero Coupon Class 2-F

In accordance with Section 4.1 of the Declaration of Trust  ("Trust"), The Bank of New York Mellon Trust Company, N.A.  (formerly  J.P.  Morgan Trust Company, N.A.), as Trustee and not in its individual capacity ("Trustee"), hereby provides the holders of the above-mentioned certificates this Semi-annual Report relating to the November 16, 2009 Certificate Payment Date.

Any capitalized terms used herein shall have the meaning assigned to them in the Trust.

1.   The aggregate dollar amount distributed to holders of Class 2-F  Certificates: $36,589,721.34.

2.   The Principal Balance of the Class 2-F Note after the November 3, 2009 Note Payment Date: $113,591,000.00

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
------------------------------
Lawrence M. Kusch
VP, Relationship Manager

For The Bank of New York Trust Company, N.A.
 (formerly J.P. Morgan Trust Company, N.A.), as
Trustee and not in its individual capacity.

Government Trust 2-F Financial Statements as of and for the Year Ended December 31, 2009 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Government Trust 2-F

We have audited the accompanying balance sheet of Government Trust 2-F (the “Trust”) as of December 31, 2009, and the related statements of income, cash flows and changes in Trust balance for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of the securities held by the Depository as of December 31, 2009 for the account of the Government of Israel, for the purpose described in Note 4 of the notes to financial statements, by correspondence with the Depository. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Government Trust 2-F at December 31, 2009, the results of its operations, cash flows and changes in Trust balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
----------------------------
    Deloitte & Touche LLP

Chicago, Illinois
March 30, 2010

GOVERNMENT TRUST 2-F

BALANCE SHEET
AS OF DECEMBER 31, 2009

ASSETS

LOAN NOTE RECEIVABLE — At amortized cost, inclusive of
unamortized premium of $439,989	$114,031,315

ACCRUED INTEREST RECEIVABLE	1,782,683

TOTAL	$115,813,998

LIABILITIES AND TRUST BALANCE

ACCRUED EXPENSES PAYABLE	$1,373

TRUST BALANCE — Comprised of owners’ equity in
Government Trust Certificates	115,812,625

TOTAL	$115,813,998

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009

INTEREST INCOME ON THE LOAN NOTE	$14,173,215

TRUSTEE FEES AND OTHER EXPENSES	(11,162)

NET INCOME	$14,162,053

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Principal and interest received on the loan note	$75,691,000
Trustee fees and other expenses paid	(11,890)

Net cash provided by operating activities	75,679,110

CASH FLOW FROM FINANCING ACTIVITIES —
Distributions to certificate owners	(75,679,110)

NET INCREASE IN CASH	-

CASH BALANCE — Beginning of year	-

CASH BALANCE — End of year	$-

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income	$14,162,053
Amortization of premium on loan note receivable	323,248
Decrease in loan note receivable	60,249,000
Decrease in accrued interest receivable	945,537
Decrease in accrued expenses	(728)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$75,679,110

See notes to financial statements.

GOVERNMENT TRUST 2-F

STATEMENT OF CHANGES IN TRUST BALANCE
FOR THE YEAR ENDED DECEMBER 31, 2009

Trust			Trust
Balance,		Distributions to	Balance,
January 1, 2009	Net Income	Certificate Owners	December 31, 2009

$177,329,682	$14,162,053	$(75,679,110)	$115,812,625

See notes to financial statements.

GOVERNMENT TRUST 2-F

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

1.	ORGANIZATION AND OPERATIONS

Government Trust 2-F (the “Trust”) is a limited purpose trust established under the laws of the state of Illinois pursuant to a Declaration of Trust (the “Declaration”) between the Trust and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A., formerly, JPMorgan Trust Company, N.A., formerly, Bank One Trust Company, N.A., formerly, First National Bank of Chicago), as Trustee (the “Trustee”). The Trust was created for the sole purpose of the issuance and sale of a single class of Zero Coupon Certificates (the “Certificates”). The assets of the Trust consist of a Promissory Note (a “Loan Note”) from the Government of Israel (“Israel”). The Loan Note is backed by a full faith and credit guaranty (the “Guaranty”) issued by the United States of America, acting through the Defense Security Assistance Agency of the Department of Defense (the DSA), of the due and punctual payment of 90% of all payments of principal and interest due on the Loan Note (the “Guaranteed Portion”) and a security interest in certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government, sufficient to pay the remaining 10% of all payments of principal and interest due on the Loan Note (the “Unguaranteed Secured Portion”). The Loan Note and Certificates will not be subject to prepayment or acceleration.

2.	LOAN NOTE RECEIVABLE

The Loan Note in the original principal amount of $978,626,000 evidences a loan made by the Trust to Israel subject to the terms and conditions of a Loan Agreement (the “Loan Agreement”) dated as of November 29, 1988, between the Trust and Israel. The Loan Note is carried at amortized cost on the accompanying Balance Sheet because of the Trust’s intent and ability to hold the Loan Note to maturity. The proceeds from the Loan Note were used to prepay certain loans made to Israel from the Federal Financing Bank. Semi-annual payments of interest at an annual rate of 9.7410% are due on the Loan Note on each May 3 and November 3 (each a “Note Payment Date”). On May 3, 2009 and November 3, 2009, Note Payment Dates, Israel made its scheduled payments of principal on the Loan Note in the amounts of $30,629,000 and $29,620,000, respectively. Scheduled principal payments are due on each Note Payment Date as follows:

Payment	Principal	Payment	Principal
Date	Payment	Date	Payment

May 3, 2010	$28,529,000	May 3, 2012	$29,620,000
November 3, 2010	5,236,000	November 3, 2012	8,888,000
May 3, 2011	12,154,000	May 3, 2013	8,885,000
November 3, 2011	20,279,000

The Government of the United States, acting through the DSA, has agreed to guarantee the repayment of the Guaranteed Portion due to the Trust under the Loan Note. Israel has agreed to pledge certain collateral as security for the repayment of the Unguaranteed Secured Portion, as more fully described in Note 4. The estimated fair value of the Loan Note approximates the fair value of the Certificates. The estimated fair value of the Certificates at December 31, 2009 was approximately $129,634,000. The estimate of the fair value of the Certificates is based upon the present values of the cash flows using risk-adjusted spreads to the U.S. Treasury curve.

3.	THE ZERO COUPON CERTIFICATES

On November 29, 1988, the Trust issued 49 separate series of Certificates, Class 2-F. Forty-two of such series of Certificates matured prior to December 31, 2009. Each of the remaining series of Certificates will mature on one of the semi-annual certificate payment dates from May 15, 2010 to May 15, 2013 (each, a “Maturity Date”). Scheduled distributions are due on the Maturity Dates as follows:

Maturity	Distribution	Maturity	Distribution
Date	Amount	Date	Amount

May 15, 2010	$34,057,190	May 15, 2012	$31,926,499
November 15, 2010	9,375,755	November 15, 2012	9,752,967
May 15, 2011	16,038,932	May 15, 2013	9,317,411
November 15, 2011	23,572,427

Each of the Certificates evidences an undivided fractional interest in the Trust, and represents the right to receive a portion of the semi-annual payments due on the Loan Note held by the Trust.

4.	THE COLLATERAL

In accordance with the Collateral Depository Agreement (the “Depository Agreement”) between Israel, the Trustee, and The Bank of New York Mellon, as depository (the “Depository”), and in order to provide security for the payment of the Unguaranteed Secured Portion, Israel has pledged certain collateral, consisting of non-callable securities issued or guaranteed by the United States Government (together with the proceeds thereof, the “Collateral”). The Collateral is of such amounts and has such payment dates as to enable the Trustee to receive on or immediately prior to each semi-annual Maturity Date an amount sufficient to pay the Unguaranteed Secured Portion if timely payment on the Loan Note has not been received by the related Note Payment Date. All of the Collateral was deposited with the Depository on the date that the loans evidenced by the Loan Note were made by the Trust to Israel.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) released ASC 740 Income Taxes (formerly, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), which is effective for fiscal years beginning after December 15, 2006. This guidance prescribes a comprehensive model for how an entity should recognize, measure, present and disclose in its financial statements uncertain tax positions that the entity has taken or expects to take on a tax return. The Trust adopted ASC 740 Income Taxes effective January 1, 2007 for all open tax years and has determined that no material uncertain tax positions exist. As a result, the Trust has not recorded any liabilities for material unrecognized tax benefits as of December 31, 2009.

7.	SUBSEQUENT EVENTS

There have been no subsequent events that require recognition or disclosure in the financial statements.

******